Form 10-K/A
period 2006-12-31
RAAC Series 2006-SP2 Trust
filed 2008-01-22
CIK 1359589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

One Meridian Crossings, Suite 100

Minneapolis, Minnesota 55423

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K. ☒

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Explanatory Note

The Depositor, on behalf of the RAAC Series 2006-SP2 Trust, is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2006 to revise: (i) the discussions in Part III under “Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria” and “Item 1123 of Regulation AB: Servicer Compliance Statement” and (ii) the signature block of Anthony N. Renzi to each of the Form 10-K itself and the certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant Commission regulations attached as Exhibit 31.1.

This Form 10-K/A does not otherwise amend the Form 10-K.

PART III

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Residential Funding Company, LLC, GMAC Mortgage, LLC, Homecomings Financial, LLC, Bank of America, N.A., Litton Loan Servicing, LP, Wilshire Credit Corporation, LandAmerica Tax and Flood Services, Inc., JPMorgan Chase Bank, N.A., The Bank of New York Trust Company, N.A. and Wells Fargo Bank, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

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

Litton Loan Servicing LP: The Report on Assessment prepared by Litton Loan Servicing LP (“LLS”) and the related Attestation Report have identified material instances of noncompliance with two servicing criteria applicable to it. Specifically –

•

With regard to servicing criterion 1122(d)(2)(vii)(D), which contemplates that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, LLS’s investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on 11 of 63 investor bank account reconciliations selected for testing. LLS indicates that the sum of the reconciling items for those 11 reconciliations was $216,950.

•

With regard to servicing criterion 1122(d)(4)(ix), which contemplates that adjustments to interest rates on pool assets with variable rates are computed in accordance with the related pool asset documents, LLS’s testing of 65 adjustable rate mortgages revealed 2 instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrower’s note documents. LLS indicates that these instances were the result of incorrect information transferring from a prior servicer. LLS also indicates that the same 65 mortgages selected for testing included 1 instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.

LLS indicates that the material instances of noncompliance disclosed in its Report on Assessment and related Attestation Report have been corrected and that appropriate measures have been taken to prevent such material instances of noncompliance in the future or to detect them in such a manner as to permit prompt correction. We have not independently verified the accuracy of LLS’s assertions or the adequacy of its remediation efforts.

Wilshire Credit Corporation: The Report on Assessment prepared by Wilshire Credit Corporation (“WCC”) and the related Attestation Report have identified material noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(4)(iv), which contemplates that payments on pool assets are administered in accordance with the transaction agreements, WCC’s testing revealed that, for 1 of the 45 loan payoffs selected for testing, WCC charged a prepayment charge to a borrower that was not in accordance with the related mortgage note. WCC indicates that it calculated the prepayment charge in accordance with the related mortgage note, but transposed the numbers when entering the charge into WCC’s system, resulting in an overcharge to the borrower. WCC also indicates that the error has been corrected and the overcharge was refunded to the borrower. We have not independently verified the accuracy of WCC’s assertions or the adequacy of its remediation efforts.

JPMorgan Chase Bank, N.A.: The Reports on Assessment prepared by JPMorgan Chase Bank, N.A. (“JPM”) and the related Attestation Reports have identified material instances of noncompliance with two servicing criteria applicable to it. Specifically –

•	with regard to servicing criterion 1122(d)(3)(i) (which contemplates that reports to investors are maintained in accordance with the transaction agreements and applicable

SEC requirements), information required by the transaction agreements was excluded from, or incorrectly reported in, certain of the investor reports; and

•

with regard to servicing criterion 1122(d)(3)(ii) (which contemplates that amounts due to investors are allocated and remitted in accordance with the terms set forth in the transaction agreements), certain monthly investor distributions contained errors as to amounts due to certain investors.

JPM indicates in Appendix B to its Report on Assessment that these errors and omissions were corrected and that appropriate measures were taken to avoid similar errors and omissions. We have not independently verified the accuracy of JPM’s assertions or the adequacy of its remediation efforts.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. More recent guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model and the transactions in which it is involved.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC’s regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of Residential Funding Company, LLC, GMAC Mortgage, LLC, Homecomings Financial, LLC, Bank of America, N.A. and Wilshire Credit Corporation (each, a “Servicer”) has been identified by the registrant as a servicer with respect to the pool assets held by the Issuing Entity. Each Servicer has provided a statement of compliance with its obligations under the servicing agreement applicable to such Servicer (a “Compliance Statement”) for the period covered by this Form 10-K, in each case signed by an authorized officer of the related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

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

31.1	Certification of Residential Funding Company, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1	Report on Assessment of Compliance with Servicing Criteria of Residential Funding Company, LLC as of December 31, 2006 and for the period covered by this Form 10-K. *
33.2	Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC as of December 31, 2006 and for the period covered by this Form 10-K. *
33.3	Report on Assessment of Compliance with Servicing Criteria of Homecomings Financial, LLC as of December 31, 2006 and for the period covered by this Form 10-K. *
33.4	Report on Assessment of Compliance with Servicing Criteria of Bank of America, N.A. as of December 31, 2006 and for the period covered by this Form 10-K. *
33.5	Report on Assessment of Compliance with Servicing Criteria of Litton Loan Servicing, LP as of December 31, 2006 and for the period covered by this Form 10-K. *

33.6.1	Report on Assessment of Compliance with Servicing Criteria of Wilshire Credit Corporation as of December 31, 2006 and for the period covered by this Form 10-K. *
33.6.2	Report on Assessment of Compliance with Servicing Criteria of LandAmerica Tax and Flood Services, Inc. as of December 31, 2006 and for the period covered by this Form 10-K. *
33.7	Report on Assessment of Compliance with Servicing Criteria of JPMorgan Chase Bank, N.A.*
33.8	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A. *
33.9	Report on Assessment of Compliance with Servicing Criteria of Wells Fargo Bank, National Association as of December 31, 2006 and for the period covered by this Form 10-K. *
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Residential Funding Company, LLC. *
34.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC. *
34.3	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Homecomings Financial, LLC. *
34.4	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, N.A. *
34.5	Attestation Report of Deloitte & Touche, LLP on Assessment of Compliance with Servicing Criteria relating to Litton Loan Servicing, LP. *
34.6.1	Attestation Report of Deloitte & Touche, LLP on Assessment of Compliance with Servicing Criteria relating to Wilshire Credit Corporation. *
34.6.2	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to LandAmerica Tax and Flood Services, Inc. *
34.7	Attestation Report of PricewaterhouseCoopers, LLP on Assessment of Compliance with Servicing Criteria relating to JPMorgan Chase Bank, N.A. *
34.8	Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A. *
34.9	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association. *
35.1	Servicer Compliance Statement of Residential Funding Company, LLC. *
35.2	Servicer Compliance Statement of GMAC Mortgage, LLC. *
35.3	Servicer Compliance Statement of Homecomings Financial, LLC. *
35.4	Servicer Compliance Statement of Bank of America, N.A. *
35.5	Servicer Compliance Statement of Wilshire Credit Corporation. *

(c)	Not Applicable.

_________________________

* Previously Filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2008

RAAC SERIES 2006-SP2 TRUST

By: Residential Funding Company, LLC, as Master Servicer
By: /s/ ANTHONY N. RENZI
Name: Anthony N. Renzi
Title: Managing Director
(senior officer in charge of the servicing function)

INDEX TO EXHIBITS

Exhibit Number	Description
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

31.1	Certification of Residential Funding Company, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1	Report on Assessment of Compliance with Servicing Criteria of Residential Funding Company, LLC as of December 31, 2006 and for the period covered by this Form 10-K. *
33.2	Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC as of December 31, 2006 and for the period covered by this Form 10-K. *
33.3	Report on Assessment of Compliance with Servicing Criteria of Homecomings Financial, LLC as of December 31, 2006 and for the period covered by this Form 10-K. *
33.4	Report on Assessment of Compliance with Servicing Criteria of Bank of America, N.A. as of December 31, 2006 and for the period covered by this Form 10-K. *
33.5	Report on Assessment of Compliance with Servicing Criteria of Litton Loan Servicing, LP as of December 31, 2006 and for the period covered by this Form 10-K. *
33.6.1	Report on Assessment of Compliance with Servicing Criteria of Wilshire Credit Corporation as of December 31, 2006 and for the period covered by this Form 10-K. *
33.6.2	Report on Assessment of Compliance with Servicing Criteria of LandAmerica Tax and Flood Services, Inc. as of December 31, 2006 and for the period covered by this Form 10-K. *
33.7	Report on Assessment of Compliance with Servicing Criteria of JPMorgan Chase Bank, N.A.*
33.8	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A. *

33.9	Report on Assessment of Compliance with Servicing Criteria of Wells Fargo Bank, National Association as of December 31, 2006 and for the period covered by this Form 10-K. *
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Residential Funding Company, LLC. *
34.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC. *
34.3	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Homecomings Financial, LLC. *
34.4	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, N.A. *
34.5	Attestation Report of Deloitte & Touche, LLP on Assessment of Compliance with Servicing Criteria relating to Litton Loan Servicing, LP. *
34.6.1	Attestation Report of Deloitte & Touche, LLP on Assessment of Compliance with Servicing Criteria relating to Wilshire Credit Corporation. *
34.6.2	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to LandAmerica Tax and Flood Services, Inc. *
34.7	Attestation Report of PricewaterhouseCoopers, LLP on Assessment of Compliance with Servicing Criteria relating to JPMorgan Chase Bank, N.A. *
34.8	Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A. *
34.9	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association. *
35.1	Servicer Compliance Statement of Residential Funding Company, LLC. *
35.2	Servicer Compliance Statement of GMAC Mortgage, LLC. *
35.3	Servicer Compliance Statement of Homecomings Financial, LLC. *
35.4	Servicer Compliance Statement of Bank of America, N.A. *
35.5	Servicer Compliance Statement of Wilshire Credit Corporation. *

_________________________

* Previously Filed.

Exhibit 31.1

Certification pursuant to Rule 13a-14(d)/15d-14(d)

under the Securities Exchange Act of 1934

I, Anthony N. Renzi, certify that:

1.

I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of RAAC Series 2006-SP2 Trust (the “Exchange Act periodic reports”);

2.

Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4.

I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

5.

All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, N.A., Litton Loan Servicing, LP, Wilshire Credit Corporation, JPMorgan Chase Bank, N.A. and The Bank of New York Trust Company, N.A.

Date: January 22, 2008

By:	/s/ ANTHONY N. RENZI
Name: Anthony N. Renzi
Title: Managing Director
(senior officer in charge of the servicing function)